Form 10-Q
period 2011-03-31
China Sure Water (USA) Inc.
filed 2011-05-23
CIK 1510256

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-54259

CHINA SURE WATER (USA) INC.
(Name of Registrant in its Charter)

New York	11-3137508
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

14 Wall Street, 20th Floor, New York, NY 10005
(Address of Principal Executive Offices)

Issuer's Telephone Number: 646-783-2638

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subjected to such filing requirements for the past 90 days.

Yes __                 No X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ___    No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___    Accelerated filer ___   Non-accelerated filer ___   Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ___   No    X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 23, 2011
Common Voting Stock: 20,777,200

CHINA SURE WATER (USA) INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2011

CHINA SURE WATER (USA) INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$6,732,889	$5,072,181
Accounts receivable	-	809,168
Inventories	338,791	524,477
Prepaid rent - current portion	183,240	182,040
Other prepaid expenses	225,546	-
Investment deposit	916,200	910,200
Deferred tax assets	150,118	143,468
TOTAL CURRENT ASSETS	8,546,784	7,641,534

Property and equipment, net of accumulated depreciation	1,085,668	1,101,286
Prepaid rent	503,910	546,120

TOTAL ASSETS	$10,136,362	$9,288,940

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Taxes payable	$279,244	$624,311
Accrued expenses	208,562	313,576
Due to related party	26,723	-
Convertible notes	476,263	-
TOTAL CURRENT LIABILITIES	990,792	937,887

STOCKHOLDERS' EQUITY
Common stock, par value $0.001,
400,000,000 shares authorized,
20,777,200 and 20,127,200 shares issued and outstanding
at March 31, 2011 and December 31, 2010	20,777	20,127

Additional paid-in capital	629,321	440,530
Retained earnings	8,035,732	7,487,498
Other comprehensive income	459,740	402,898
TOTAL STOCKHOLDERS' EQUITY	9,145,570	8,351,053

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,136,362	$9,288,940

See Notes to the Financial Statements

CHINA SURE WATER (USA) INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2011	2010

Sales	$1,483,191	$779,138

Cost of goods sold	609,179	506,446

Gross Profit	874,012	272,692

COSTS AND EXPENSES:
Selling and general administrative expenses	141,138	88,410

INCOME FROM OPERATIONS	732,874	184,282

Other income (expenses):
Interest income (expense, net of interest income)	(26,216)	1,620

INCOME BEFORE INCOME TAXES	706,658	185,902

Income tax expense	158,424	28,190

NET INCOME	548,234	157,712

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	56,842	51

COMPREHENSIVE INCOME	$605,076	$157,763

Net income per share:
Basic and diluted	$0.03	$0.01

Weighted average shares outstanding:
Basic and diluted	20,351,089	20,127,200

See Notes to the Financial Statements

CHINA SURE WATER (USA) INC.
CONLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2011	2010

OPERATING ACTIVITIES:
Net Income	$548,234	$157,712
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	22,878	14,639
Deferred tax assets	(6,650)	(9,208)
Amortization of prepaid rent	45,810	-
Amortization of discount on convertible notes	21,717	-
Amortization of deferred financing costs	1,554	-
Changes in operating assets and liabilities
Accounts receivable	814,502	(176,627)
Inventories	189,143	217,609
Prepaid expenses	(213,114)	-
Taxes payable	(349,183)	(406,162)
Accrued expenses	(107,081)	14,682
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	967,810	(187,355)

FINANCING ACTIVITIES:
Proceeds of loan from related party	26,723	89,082
Proceeds from issuance of common stock and convertible notes, net of deferred financing costs	630,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	656,723	89,082

EFFECT OF EXCHANGE RATES ON CASH	36,175	56

INCREASE (DECREASE) IN CASH	1,660,708	(98,217)

CASH - BEGINNING OF PERIOD	5,072,181	2,431,373

CASH - END OF PERIOD	$6,732,889	$2,333,156

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$443,872	$451,250

See Notes to the Financial Statements

CHINA SURE WATER (USA) INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

1             BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The balance sheet as of December 31, 2010 was derived from the audited financial statements included in the Company’s registration statement on Form 10. These interim financial statements should be read in conjunction with that report. For further information, refer to the financial statements and footnotes thereto included in the Company’s registration statement on Form 10.

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are presented in U.S. Dollars.

The financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

2             BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

China Sure Water (USA) Inc. (the “Company”) is a U.S. holding company incorporated in New York. The Company, through its wholly owned subsidiary in China, is engaged in the production and marketing of water softeners for residential use in the People’s Republic of China (“PRC” or “China”)

China Sure Water (USA) Inc. (“Sure Delaware”) was incorporated in the State of Delaware on February 25, 2008. Sure Delaware had no operations since its inception. Sure Delaware owned 60% of Sure (China) Water Science and Technology Co., Ltd. (“Sure China”), and Sure Delaware’s wholly-owned subsidiary, Sure Water Quality Control Technology (China) Inc. Limited, owns the remaining 40% of Sure China.

Sure China was incorporated under the laws of the Peoples Republic of China (“PRC”) as a limited liability company on March 23, 2007. In July 2008, through a recapitalization transaction which was accomplished as an exchange of shares between Sure China and Sure Delaware, Sure China became a subsidiary of Sure Delaware. Retroactive effect to the capitalization has been given in the accompanying financial statements.

After its previous business of developing biometric security devices failed in 2005, the Company (then known as “Biometrics 2000 Corporation”) entered into bankruptcy proceedings.  In 2010 the bankruptcy court approved a plan to reorganize the company in connection with a merger with Sure Delaware.

CHINA SURE WATER (USA) INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

On October 5, 2010, to complete the reorganization, Sure Delaware merged into the Company and shares representing 85% of the issued and outstanding shares of the Company were issued to the shareholders of Sure Delaware. The Company accounts for this transaction as a reverse merger pursuant to which the New York corporation will be the surviving corporation for legal purposes and Sure Delaware will be the surviving corporation for financial reporting purposes. After the merger, the name of the Company was changed to China Sure Water (USA) Inc.

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.  Actual results could differ from those estimates.

Revenue recognition

Substantially all sales are made on a COD basis and the related merchandise is picked up by the customer at the Company’s warehouse.

Revenue is recognized at the date the customers pick up the merchandise when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

The Company’s sales agreements with distributors contain clauses that grant customers the right to return or exchange products within a year. The Company accounts for sales under the guidance of FASB ASC 605-15-25, “Revenue Recognition When Right of Return Exists”.  There have been no returns from customers since inception.

Shipping and handling costs

In accordance with ASC 605-45-45 “Accounting for Shipping and Handling Fees and Costs”, all amounts billed to customers in a sales transaction for shipping and handling are classified as revenue.

Cash

The Company maintains cash with financial institutions in the People’s Republic of China (“PRC”) which are not insured or otherwise protected.  Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with the institution.

Accounts Receivable

Accounts receivables represent customer accounts receivables. The allowance for doubtful accounts is based on a combination of current sales, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Such allowances, if any, would be recorded in the period the impairment is identified. There was no allowance for doubtful accounts as of March 31, 2011 or December 31, 2010.

CHINA SURE WATER (USA) INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost, determined using the weighted average cost method, and net realizable value.

Property and equipment

Property and equipment are recorded at cost.  Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight-line method for financial reporting purposes.

Maintenance, repairs and minor renewals are charged to expense when incurred.  Replacements and major renewals are capitalized.

Warranty

The Company offers a limited three-year warranty to customers and accounts for warranty reserves according to  ASC 450-20-25 which states that, because of the uncertainty surrounding claims that may be made under warranties, warranty obligations fall within the definition of a contingency. Losses from warranty obligations shall be accrued when the conditions in paragraph 450-20-25-2 are met. The Company has not historically had any warranty claims nor has been informed of any problems from its customers, and therefore has no reasonable basis to estimate any potential liability and there has been no information available prior to the financial statements being issued that a liability had been incurred at the date of the financial statements. Accordingly, no reserve for warranty claims has been recorded as of March 31, 2011 or December 31, 2010.

Impairment of long-lived assets

The Company accounts for the impairment of long-lived assets in accordance with the guidance of FASB ASC 360-10-20.  Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Based on its review, the Company believes that, as of March 31, 2011 and December 31, 2010, there was no impairment of its long-lived assets.

Deferred income taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes”, which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, ASC 740 requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Management reviews this valuation allowance periodically and makes adjustments as warranted.

CHINA SURE WATER (USA) INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Currency translation

Since the Company operates primarily in the PRC, the Company’s functional currency is the Chinese Yuan (”RMB”).  Revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates.  Translation adjustments arising from the use of differing exchange rates from period to period are included as a separate component of shareholders’ equity.  Gains and losses from foreign currency transactions are recognized in current operations.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Other comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  Comprehensive income includes net income and the foreign currency translation gain, net of tax.

Fair value of financial instruments

FASB ASC 825, “Financial Instruments”, requires that the Company disclose estimated fair values of financial instruments.

The Company’s financial instruments primarily consist of cash, accounts receivables, accounts payable and accrued expenses.

As of the balance sheet dates, the estimated fair values of financial instruments were not materially different from their carrying values as presented on the balance sheet.  This is attributed to the short maturities of the instruments.

CHINA SURE WATER (USA) INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

4             INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)

Raw materials	$223,709	$416,038
Finished goods	115,082	108,439
	$338,791	$524,477

5             PREPAID RENT

In January 2010, the Company entered into a five year lease agreement with an unrelated third party providing for annual rent of RMB1,200,000 (approximately $176,000). The Company paid RMB6,000,000(approximately $880,000) representing five years rent in advance in April, 2010. Prepaid rent is being amortized on the straight line basis over the life of the lease.

6             OTHER PREPAID EXPENSES

Other prepaid expenses include miscellaneous prepaid expenses of $213,114 and unamortized deferred financing costs of $12,432.

7             INVESTMENT DEPOSIT

In October 2010, the Company signed a letter of intent for a potential acquisition and made a refundable deposit to the seller of RMB6,000,000 (approximately $910,200).

8             PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimate lives used in the computation of depreciation and amortization is as follows:

	March 31,	December 31,
	2011	2010	Life
	(Unaudited)

Machinery and equipment	$1,313,220	$1,304,620	15 years
Vehicle	22,905	22,755	10 years
Office equipment	8,368	8,313	5 years
	1,344,493	1,335,688
Less: accumulated depreciation	(258,825)	(234,402)
	$1,085,668	$1,101,286

CHINA SURE WATER (USA) INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

9             RELATED PARTY TRANSACTIONS AND BALANCES

Transactions

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Rent (1)	$26,600	$25,664
Expenses paid (2)	-	3,432
Purchases (3)	-	59,955
Total	$26,600	$89,051

(1)	The Company rented its administrative office from its majority shareholder and officer.
(2)	A company owned by the majority shareholder of the Company paid expenses on behalf of the Company.
(3)	The Company purchased raw materials from a company which through August, 2010 was owned by the majority shareholder of the Company.

Balances

Due to related parties consist of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)

Due to the majority shareholder of the Company	$26,723	$-

These amounts are non-interest bearing and due on demand.

10           CONVERTIBLE NOTES

On March 1, 2011, the Company received gross proceeds of $650,000 from the sale of 650,000 shares of common stock and convertible notes (the “Notes”) to various investors. The Notes bear interest at fifteen percent (15%) per annum payable quarterly.  Principal is payable on December 1, 2011. If the Company completes a debt or equity financing (“Financing”) for gross proceeds of $5 million or more, each Note holder shall have the right, at his option, at any time on or before the satisfaction of the Notes, to convert the principal amount of the Notes and interest accrued through the date of conversion, into the securities issued in the Financing at a twenty-five percent (25%) discount to the offering price.

Total financing costs directly associated with the issuance of the common stock and Notes were $20,000, including $6,014 associated with the issuance of common stock and $13,986 associated with the issuance of the Notes.  Financing costs associated with the issuance of common stock is recorded as the offset against the additional paid-in capital.  Financing costs associated with the issuance of the Notes is recorded as deferred financing costs in the balance sheet at grant date. The Company is amortizing these financing costs over the life of the Notes.  The amortization for the three months ended March 31, 2011 was $1,554.

CHINA SURE WATER (USA) INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

The Company allocated the total proceeds from the financing between the common stock and the Notes according to their estimated fair values as of the issuance date.  The initial value assigned to the Note was $454,545.  The debt discount resulting from the allocation of the proceeds to the value of the common stock issued is being amortized over the life of the Notes as additional interest expense.  The amortization for the three months ended March 31, 2011 was $21,717.

Convertible notes outstanding as of March 31, 2011, are as follows:

Convertible notes issued	$650,000
Less: debt discount	(173,737)
Balance - March 31, 2011	$476,263

Interest is accrued on the principal amount at 15% per annum.  For the three months ended March 31, 2011, the Company accrued interest of $8,125 on the convertible notes.

11           ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)

Professional fees	$-	$63,832
Bonus	7,330	57,949
Sales commission	193,107	191,795
Interest	8,125	-
	$208,562	$313,576

12           TAXES

Corporation income tax

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments for the three months ended March 31, 2011 and 2010.

The reconciliation of income tax expense at the U.S. statutory rate of 35% for the three months ended March 31, 2011 and 2010, to the Company’s effective tax rate is as follows:

	For the three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

U.S. statutory rate at 35%	$247,330	$65,066
Tax rate difference between China and U.S.	(75,970)	(18,590)
Permanent difference related to GAAP and Chinese tax law	(31,501)	(30,797)
Change in valuation allowance	18,565	-
Tax exempt income	-	12,511
Effective tax rate	$158,424	$28,190

CHINA SURE WATER (USA) INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

The provisions for income taxes are summarized as follows:

	For the three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Current - foreign	$165,074	$37,398
Deferred - foreign	(6,650)	(9,208)
Deferred - United States	(18,565)	-
Valuation allowance - United States	18,565	-
	$158,424	$28,190

Value added tax (“VAT”)

Enterprises or individuals who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with the PRC laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

13           CONCENTRATIONS

(a)	Major customer

Sales to five major customers for the three months ended March 31, 2011 were 26%, 24%, 23%, 15% and 11%.  Sales to four major customers for the three months ended March 31, 2010 were 44%, 20%, 18% and 17%.

(b)	Major vendors

The Company purchased 100% and 66% of its raw materials from one supplier for the three months ended March 31, 2011 and 2010, respectively.

CHINA SURE WATER (USA) INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

14           COMMITMENTS AND CONTINGENCIES

The Company is committed under operating leases with its principal shareholder which provides for rentals of approximately $106,000 through December 31, 2011.  Rental expense charged to operations for the three months ended March 31, 2011 and 2010 aggregated approximately $72,000 and $114,000, respectively, including approximately $27,000 and $26,000, respectively paid to the Company’s principal shareholder.

See note 5 relating to prepaid rent.

15           VULNERABILITY DUE TO OPERATIONS IN PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRCs political, economic and social conditions.  There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

Substantially all of the Company’s businesses are transacted in RMB, which is not freely convertible.  The Peoples Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the Peoples Bank of China.  Approval of foreign currency payments by the Peoples Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Since the Company has its primary operations in the PRC, the majority of its revenues will be settled in RMB, not U.S. Dollars. Due to certain restrictions on currency exchanges that exist in the PRC, the Company’s ability to use revenue generated in RMB to pay any dividend payments to its shareholders outside of China may be limited.

In September 2006, PRC changed the laws regarding transfer of equity in PRC companies in exchange for equity in non-PRC companies.  Approvals and registrations for such transfers are required and penalties may be imposed if the requirements are not met.

16           SUBSEQUENT EVENTS

The Company has evaluated events after the date of these financial statements through the date these financial statements were issued.  There were no other material subsequent events as of that date.

ITEM. 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of China Sure Water (USA) Inc. Whether those beliefs become reality will depend on many factors that are not under Management’s control. Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A of our Registration Statement on Form 10, entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

China Sure Water (USA) Inc., a Delaware corporation, was merged into Biometrics 2000 Corporation, a New York corporation, on October 5, 2010, at which time the name of the New York corporation was changed to China Sure Water (USA) Inc.  The transaction was a reverse merger for accounting purposes.  As a result, when we file financial statements for periods ending after October 5, 2010, the historical financial statements of the Delaware corporation are submitted as the historical financial statements of the New York corporation.

In these historic financial statements, the financial results of Sure (China) Water Science and Technology Co., Ltd. (“Sure China”), its subsidiary, are consolidated with those of the New York corporation and those of Sure Water Quality Control Technology (China) Inc. Limited (“Sure Water’), a wholly owned Hong Kong subsidiary of the New York corporation that is the intermediate holder of 40% of Sure China’s stock.

Results of Operations

Revenue for the Company increased to $1,483,191 during the three months ended March 31, 2011 (the first quarter of fiscal year 2011), an increase of 90% over the $779,138 in sales recorded during the three months ended March 31, 2010.  However, 99% of our sales in the recent quarter were made to only five distributors, representing a limited area of distribution in China.  Given that only a small portion of the potential customers for water softeners in China currently own a water softener, and given the ongoing expansion of our marketing network, we anticipate that sales revenue will continue to grow.

Our cost of goods sold was $609,179 for the first quarter of 2011, yielding a gross profit of $874,012 or 58.9% of sales.  In the first quarter of 2010, our gross profit of $272,692 represented only 35.0% of sales.  The improvement in gross margin is attributable to a number of factors:

•
During 2010 we introduced a new, more compact machine, in which the machine body and the salt container are combined.  We are selling this product with a somewhat higher profit margin than the machines we sold in the first quarter of 2010.  As a result, our overall gross margin for 2010 was 50.5%, compared to 44.3% in 2009.

•
15% of our sales in the first quarter of 2011 were made to a real estate developer, who purchased our products at retail price, which is approximately 25% higher than the price we charge to distributors.  During the first quarter of 2010, almost all of our sales were to distributors at wholesale prices.

•
Direct sales at retail prices from our showrooms in Beijing are beginning to contribute to our revenue, providing a higher margin than the wholesale prices we charge to distributors.  If we are successful in expanding our industrial customer base, a market that we have targeted for focus in 2012, the portion of our revenues derived from direct sales should continue to grow.

Our costs and expenses remain low relative to revenue, equaling 9.5% of sales during the first quarter of 2011 and 11.3% of sales during the first quarter of 2010.  We incur relatively low selling costs by utilizing a small number of large distributors as the principal component of our marketing network.  Moreover, even as we have expanded our direct marketing to consumers in Beijing, our marketing department carries only a modest staff.  Thus sales have increased faster than our selling expenses.

Due to the marked increase in gross margin and the improvement in operating expenses, our income from operations of $732,874 for the first quarter of 2011 was an improvement of several-fold over the $184,282 in income from operations that we achieved in the first quarter of 2010.  The improvement was partially offset by the $26,216 interest expense that we incurred in the first quarter of 2011.  The interest expense arose from a private placement that we completed on March 1, 2011, in which we sold a 15% $650,000 9-month note and 650,000 shares of common stock for gross proceeds of $650,000.  During the period from March 1, 2011 to March 31, 2011, we recorded interest of $8,125 that accrued on the note, but also recorded $1,554 in amortization of the financing costs we incurred in selling the notes, as well as $21,717 amortization of the debt discount we recorded as a result of selling the note for less than its principal amount.  The two amortizations were included in the category of interest expense on our Statements of Operations, bringing to $31,396 the expense recorded as a result of the private placement.  We will record increased expenses in each of the next three quarters, until the note is satisfied.

After accrual of the 25% Chinese corporate income tax, net income for the Company was $548,234 for the three months ended March 31, 2011, compared to $157,712 earned in the three months ended March 31, 2010.  Net income as a percentage of sales was 37.0% during the first quarter of 2011 as compared to 20.2% during the first quarter of 2010.  This increased profitability is a reflection of efficiencies discussed above.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is included in the retained earnings on our balance sheet; the translation adjustments are included in a line item on our balance sheet labeled “accumulated other comprehensive income,” since they are more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the first quarter of 2011, the effect of converting our financial results from RMB to U.S. Dollars was to increase our accumulated other comprehensive income by $56,842.  During the first quarter of 2010, when the Yuan-Dollar exchange rate was more stable, the effect of converting our financial results from RMB to U.S. Dollars was to increase our accumulated other comprehensive income by $51.

Liquidity and Capital Resources

To date the development of our company has been funded by the contributions that our founder made to the capital of the company, as well as working capital loans that he makes when needed.  During the past three years, growth has been funded by income from operations:  $322,752 in 2008, $2,525,076 in 2009, and $3,706,509 in 2010.  As a result of this combination, at March 31, 2011 we had $7,555,992 in working capital, primarily consisting of cash on hand of $6,732,889.  At the same time, we had no long-term liabilities and a modest amount of debt.  We are confident, therefore, of our ability to fund future operations.

Our working capital increased by $852,345 during the first quarter of 2011.  The increase exceeded our net income, primarily due to the fact that we collected all of the $809,168 in accounts receivable outstanding at December 31, 2010 and ended the recent quarter with no accounts receivable.    In general, we carry a low level of accounts receivable relative to sales, as most of our sales are made for cash.  Although we do afford credit to some of our distributors, in 2010 we undertook to reduce the amount of extended credit that we afford to customers.  The result was the elimination of our accounts receivable as of March 31, 2011.

The cash flow from collection of our accounts receivable was offset in part by (a) the $349,183 payment that we made toward accrued tax liabilities, and (b) the $213,114 increase in our prepaid expenses, most of which represent advance payments for components.

Among the significant elements of our Current Assets at March 31, 2011 were:

•
an investment deposit of $916,200.  The Company is currently negotiating a potential acquisition.  In keeping with common practice in China, the Company has deposited these funds to show good faith in the negotiations.  If the negotiations result in an acquisition, the deposit will be applied to the purchase price.  If the negotiations terminate without an acquisition, the funds will be returned to the Company.

•
$183,240, which is the current portion of $687,150 in prepaid rent.  During 2010 we prepaid RMB 6,000,000 ($895,000) in rent for the new premises that we leased in January of 2010.  Our ability to prepay the rent gained us very favorable terms.  The prepaid amount will be amortized over the five year term of the lease

•
a $150,118 deferred tax asset.  Temporary differences in taxation values, primarily with respect to accrued expenses, gave rise to this asset.  We have recorded it as a current asset because we expect to use it to offset taxable income in 2011.

We project a need for an additional $5 to $8 million in funding prior to year end 2011 in order to execute our growth strategy.  The large majority of these funds would be used for acquisitions or other means of expanding the business to other cities outside of Beijing.  Additional uses would be to open a fourth showroom and additional community sales offices in Beijing, to finance other sales and marketing expenses and to support additional research and development.  Our intention is to raise these funds through sales of equity. The March 1, 2011 private placement of a convertible note and common stock, which generated gross proceeds of $650,000, provided us available cash in the United States to pay the expenses of our new U.S. presence, and in particular expenses that will arise in preparation for financing.  To date, however, we have received no commitment for the funds that we require for growth.  In the event we are unable to raise additional funds, we will postpone some of the expenditures described above and invest our operating cash flow to continue the growth of the business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
No applicable.

ITEM 4	CONTROLS AND PROCEDURES
(a)	Evaluation of disclosure controls and procedures.

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (defined in SEC Rule 13a-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)	Changes in internal controls.

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting (defined in SEC Rule 13a-15(f)) that occurred during the period covered by this report.  They concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A.Risk Factors.

Not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sale of Equity Securities

On March 1, 2011 the Company sold a $650,000 convertible note and 650,000 shares of common stock for $650,000 cash.  The purchasers were five accredited investors.  The issuance of the securities was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuance did not involve a public offering of securities, and pursuant to Section 4(6) of the Securities Act, as the offering was made to accredited investors.

(c)	Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 1st  quarter of 2011.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Reserved.

Item 5.     Other Information.

None.

Item 6.     Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SURE WATER (USA) INC.

Date: May 23, 2011	By: /s/ Xinhong Guo
Name: Zhiguo Fu
Title: Chief Executive Officer

Date: May 23, 2011	By: /s/ Xiaojie Guo
Name: Xiaojie Guo
Title: Chief Financial and Accounting Officer