Form 10-Q
period 2011-06-30
China Sure Water (USA) Inc.
filed 2011-08-15
CIK 1510256

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Yes X                   No X

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

August 15, 2011
Common Voting Stock: 20,777,200

CHINA SURE WATER (USA) INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2011

TABLE OF CONTENTS

		Page No
Part I	Financial Information
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheets – June 30, 2011 (unaudited)
	and December 31, 2010	2
	Consolidated Statements of Operations and Other Comprehensive Income
	(Unaudited) - for the Three and Six Months Ended June 30, 2011 and 2010	3
	Consolidated Statements of Cash Flows (Unaudited) – for the Six Months
	Ended June 30, 2011 and 2010	4
	Notes to Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	15
Item 3	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Controls and Procedures	18
Part II	Other Information
Item 1.	Legal Proceedings	19
Items 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults upon Senior Securities	19
Item 4.	Reserved	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

CHINA SURE WATER (USA) INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$9,735,349	$5,072,181
Accounts receivable	-	809,168
Inventories	471,908	524,477
Prepaid rent - current portion	185,640	182,040
Other prepaid expenses	220,884	-
Investment deposit	928,200	910,200
Deferred tax assets	157,004	143,468
TOTAL CURRENT ASSETS	11,698,985	7,641,534

Property and equipment, net of accumulated depreciation	1,076,710	1,101,286
Prepaid rent	464,100	546,120

TOTAL ASSETS	$13,239,795	$9,288,940

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Taxes payable	$1,139,284	$624,311
Accrued expenses	249,101	313,576
Due to related party	54,145	-
Convertible notes	541,414	-
TOTAL CURRENT LIABILITIES	1,983,944	937,887

STOCKHOLDERS' EQUITY
Common stock, par value $0.001,
400,000,000 shares authorized,
20,777,200 and 20,127,200 shares issued and outstanding
at June 30, 2011 and December 31, 2010	20,777	20,127

Additional paid-in capital	629,321	440,530
Retained earnings	10,041,140	7,487,498
Other comprehensive income	564,613	402,898
TOTAL STOCKHOLDERS' EQUITY	11,255,851	8,351,053

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,239,795	$9,288,940

See Notes to the Financial Statements

CHINA SURE WATER (USA) INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Sales	$4,713,360	$2,689,322	$6,196,551	$3,468,460

Cost of goods sold	1,761,568	1,416,785	2,370,747	1,923,231

Gross Profit	2,951,792	1,272,537	3,825,804	1,545,229

COSTS AND EXPENSES:
Selling expenses	14,837	8,698	19,783	11,825
General and administrative expenses	187,033	128,339	323,225	212,002
Total cost and expenses	201,870	137,037	343,008	223,827

INCOME FROM OPERATIONS	2,749,922	1,135,500	3,482,796	1,321,402

Other income (expenses):
Interest expense, net of interest income	(86,881)		(113,097)

INCOME BEFORE INCOME TAXES	2,663,041	1,135,500	3,369,699	1,321,402

Income tax expense	657,633	265,457	816,057	293,647

NET INCOME	2,005,408	870,043	2,553,642	1,027,755

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	104,873	17,349	161,715	17,400

COMPREHENSIVE INCOME	$2,110,281	$887,392	$2,715,357	$1,045,155

Net income per share:
Basic and diluted	$0.10	$0.09	$0.12	$0.10

Weighted average shares outstanding:
Basic and diluted	20,777,200	10,000,000	20,565,322	10,000,000

See Notes to the Financial Statements

CHINA SURE WATER (USA) INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2011	2010

OPERATING ACTIVITIES:
Net Income	$2,553,642	$1,027,755
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	45,756	24,405
Deferred tax assets	(13,536)	23,417
Amortization of prepaid rent	91,620	-
Amortization of discount on convertible notes	86,869	-
Amortization of deferred financing costs	12,230	-
Changes in operating assets and liabilities
Accounts receivable	814,502	(940,562)
Inventories	62,127	438,517
Prepaid expenses	(220,884)	(795,420)
Taxes payable	496,129	32,722
Accrued expenses	(69,917)	(192,813)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,858,538	(381,979)

FINANCING ACTIVITIES:
Loan from related party	53,445	377,571
Proceeds from issuance of common stock and convertible notes, net of deferred financing costs	630,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	683,445	377,571

EFFECT OF EXCHANGE RATES ON CASH	121,185	19,319

INCREASE IN CASH	4,663,168	14,911

CASH - BEGINNING OF PERIODS	5,072,181	2,431,373

CASH - END OF PERIODS	$9,735,349	$2,446,284

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$617,692	$488,781

See Notes to the Financial Statements

CHINA SURE WATER (USA) INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
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

CHINA SURE WATER (USA) INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

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

On June 3, 2011, The company formed SURE (Shihezi) Water Co., Ltd.. (“Shihezi”) in Shihezi, Xinjiang Province, China, as wholly owned foreign entiyt (WOFE). Shihezi is engaged in the distribution and marketing of water softeners, water filtration and purification equipment for both commercial and  residential use in Xinjiang Province, China. The company invested in USD 310,000 (about 2,000,000 RMB) in cash as initial registered capital. The life of the WOFE is 50 years.

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

Revenue recognition

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

The Company’s sales agreements contain clauses that grant customers the right to return or exchange products within a year. The Company accounts for sales under the guidance of FASB ASC 605-15-25, “Revenue Recognition When Right of Return Exists”.  There have been no returns from customers since inception.

Shipping and handling costs

In accordance with ASC 605-45-45 “Accounting for Shipping and Handling Fees and Costs”, all amounts billed to customers in a sales transaction for shipping and handling are classified as revenue.

CHINA SURE WATER (USA) INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Cash

The Company maintains cash with financial institutions in the People’s Republic of China (“PRC”) which are not insured or otherwise protected.  Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with the institution.

Accounts Receivable

Accounts receivables represent customer accounts receivables. The allowance for doubtful accounts is based on a combination of current sales, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Such allowances, if any, would be recorded in the period the impairment is identified. There was no allowance for doubtful accounts as of June 30, 2011 or December 31, 2010.

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

Warranty

The Company offers a limited three-year warranty to customers and accounts for warranty reserves according to  ASC 450-20-25 which states that, because of the uncertainty surrounding claims that may be made under warranties, warranty obligations fall within the definition of a contingency. Losses from warranty obligations shall be accrued when the conditions in paragraph 450-20-25-2 are met. The Company has not historically had any warranty claims nor has been informed of any problems from its customers, and therefore has no reasonable basis to estimate any potential liability and there has been no information available prior to the financial statements being issued that a liability had been incurred at the date of the financial statements. Accordingly, no reserve for warranty claims has been recorded as of June 30, 2011 or December 31, 2010.

CHINA SURE WATER (USA) INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Impairment of long-lived assets

The Company accounts for the impairment of long-lived assets in accordance with the guidance of FASB ASC 360-10-20.  Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Based on its review, the Company believes that, as of June 30, 2011 and December 31, 2010, there was no impairment of its long-lived assets.

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

CHINA SURE WATER (USA) INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Fair value of financial instruments

FASB ASC 825, “Financial Instruments”, requires that the Company disclose estimated fair values of financial instruments.

The Company’s financial instruments primarily consist of cash, accounts receivables, accounts payable and accrued expenses.

As of the balance sheet dates, the estimated fair values of financial instruments were not materially different from their carrying values as presented on the balance sheet.  This is attributed to the short maturities of the instruments. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of June 30, 2011 and December 31, 2010.

4              INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)

Raw materials	$254,536	$416,038
Finished goods	217,372	108,439
	$471,908	$524,477

5              PREPAID RENT

In January 2010, the Company entered into a five year lease agreement with an unrelated third party providing for annual rent of RMB1,200,000 (approximately $176,000). The Company paid RMB6,000,000(approximately $880,000) representing five years rent in advance in April, 2010. Prepaid rent is being amortized on the straight line basis over the life of the lease. As of June 30, 2011 and December 31, 2010, the prepaid rent – current portion were $185,640 and $182,040.

6              OTHER PREPAID EXPENSES

As of June 30, 2011 and December 31, 2010, the prepaid expenses were $220,884 which include miscellaneous prepaid expenses of $213,114 and unamortized deferred financing costs of $7,770.  and $nil respectively.

7              INVESTMENT DEPOSIT

In October 2010, the Company signed a letter of intent for a potential acquisition and made a refundable deposit to the seller of RMB6,000,000 (approximately $900,000).

CHINA SURE WATER (USA) INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

8              PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	June 30,	December 31,
	2011	2010	Life
	(Unaudited)

Machinery and equipment	$1,330,420	$1,304,620	15 years
Vehicle	23,205	22,755	10 years
Office equipment	8,478	8,313	5 years
	1,362,103	1,335,688
Less: accumulated depreciation	(285,393)	(234,402)
	$1,076,710	$1,101,286

9              RELATED PARTY TRANSACTIONS AND BALANCES

Transactions

	Six months ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Rent (1)	$54,145	$51,342
Social insurance (2)	-	3,433
Purchases (3)	-	324,666
Total	$54,145	$379,441

(1)	The Company rented its administrative office from its majority shareholder and officer.
(2)	A company owned by the majority shareholder of the Company paid expenses on behalf of the Company.
(3)	The Company purchased raw materials and finished goods from a company which through August, 2010 was owned by the majority shareholder of the Company.

Balances

Due to related parties consist of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)

Due to the majority shareholder of the Company	$54,145	$-

These amounts are non-interest bearing and due on demand.

CHINA SURE WATER (USA) INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

10           CONVERTIBLE NOTES

On March 1, 2011, the Company received gross proceeds of $650,000 from the sale of 650,000 shares of common stock and convertible notes (the “Note”) to various investors. The Notes bears interest at fifteen percent (15%) per annum payable quarterly.  Principal is payable on December 1, 2011. If the Company completes a debt or equity financing for gross proceeds of $5 million or more, each Note holder shall have the right, at his option, at any time on or before the satisfaction of the Notes, to convert the principal amount of the Notes and interest accrued through the date of conversion into the securities issued in the Financing at a twenty-five percent (25%) discount to the offering price.

Total financing costs directly associated with the issuance of the common stock and notes were $20,000, including $6,014 associated with the issuance of common stock and $13,986 associated with the issuance of the Notes.  Financing costs associated with the issuance of common stock are recorded as the offset against the additional paid in capital.  Financing costs associated with the issuance of the Note are recorded as deferred financing costs in the balance sheet at grant date. The Company is amortizing these financing costs over the life of the Notes.  The amortization for the six months ended June 30, 2011 was $6,216.

The Company allocated the total proceeds from the financing between the common stock and the Notes according to their estimated fair values as of the issuance date.  The initial value assigned to the Notes was $454,545.  The debt discount resulting from the allocation of the proceeds to the value of the common stock issued is being amortized over the life of the Notes as additional interest expense.  The amortization for the six months ended June 30, 2011 was $86,869.

Convertible notes outstanding as of June 30, 2011 are as follows:

Convertible notes issued	$650,000
Less: debt discount	(108,586)
Balance - June 30, 2011	$541,414

Interest is accrued on the principal amount at 15% per annum.  For the six months ended June 30, 2011, the Company accrued interest of $32,500 on the convertible notes.

11           ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)

Professional fees	$13,588	$63,832
Bonus	53,526	57,949
Sales commission	149,487	191,795
Interest	32,500	-
	$249,101	$313,576

CHINA SURE WATER (USA) INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

12           TAXES

Corporation income tax

The Company is governed by the Income Tax Law of the People’s Republic of China concerning privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax expense at the U.S. statutory rate of 35% for the six months ended June 30, 2011 and 2010 to the Company’s effective tax rate is as follows:

	For the six months ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)

U.S. statutory rate at 35%	$1,179,395	$462,491
Tax rate difference between China and U.S.	(352,242)	(132,140)
Permanent difference related to GAAP and Chinese tax law	(64,547)	(61,610)
Change in valuation allowance	53,451	-
Tax exempt income	-	24,906
Effective tax rate	$816,057	$293,647

The provisions for income taxes are summarized as follows:

	For the six months ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Current - foreign	$829,593	$270,230
Deferred - foreign	(13,536)	23,417
Deferred - United States	(53,451)	-
Valuation allowance - United States	53,451	-
	$816,057	$293,647

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

CHINA SURE WATER (USA) INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

13           CONCENTRATIONS

(a)	Major customer

Sales to five major customers for the six months ended June 30, 2011 were 21%, 16%, 15%, 14% and 12%.  Sales to four major customers for the six months ended June 30, 2010 were 23%, 19%, 18%, and 10%.

Sales to four major customers for the three months ended June 30, 2011 were 24%, 21%, 20%, and 10%.  Sales to three major customers for the three months ended June 30, 2010 were 25%, 19%, and 17%.

(b)	Major vendors

The Company purchased 100% and 95% of its raw materials from one supplier for the six months ended June 30, 2011 and 2010, respectively.

The Company purchased 100% of its raw materials from one supplier for the three months ended June 30, 2011 and 2010, respectively.

14           COMMITMENTS AND CONTINGENCIES

The Company is committed under operating leases with its principal shareholder which provide for rentals of approximately $53,445 Through December 31, 2011.  Rental expense charged to operations for the six months ended June 30, 2011 and 2010 aggregated approximately $145,065 and $227,370, respectively, including approximately $53,000 and $51,000, respectively, paid to the Company’s principal shareholder.

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

Substantially all of the Company’s business is transacted in RMB, which is not freely convertible.  The People’s Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China.  Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application together with suppliers’ invoices, shipping documents and signed contracts.

CHINA SURE WATER (USA) INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Since the Company has its primary operations in the PRC, its revenues will be settled in RMB, not U.S. Dollars. Due to certain restrictions on currency exchanges that exist in the PRC, the Company’s ability to use revenue generated in RMB to pay any dividend payments to its shareholders outside of China may be limited.

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

Results of Operations

Our revenue is generated from sales of water softeners and parts. Revenue for the Company increased to $4,713,360 during the three months ended June 30, 2011, an increase of 75% over the $2,689,322 in sales recorded during the three months ended June 30, 2010.  Revenue increased by 79% during the six months ended June 30, 2011, from $3,468,460 recorded during the first half of 2010 to $6,196,551 during the first half of 2011.  77% of our sales in the first half of 2011 were made to five distributors, four of whom were the source of the majority of our 2010 revenue.  The increase in revenue in 2011 was primarily due to increased sales volume of new models that carry higher sales prices.

Our cost of goods sold includes the direct costs of our raw materials as well as the cost of labor and overhead. Our cost of goods sold was $1,761,568 for the three months ended June 30, 2011, yielding a gross profit of $2,951,792 or 62.6% of sales. Our cost of goods sold for the six months ended June 30, 2011 was $2,370,747, yielding a gross profit of $3,825,804 or 61.7% of sales. During the three months and six months ended June 30, 2010 our gross margin was only 47.3% and 44.6%, respectively.  The improvement in gross margin in 2011 has been primarily attributable to two factors:

•
During 2011, we introduced a new, more compact machine, in which the machine body and the salt container are combined.  We are selling this product with a higher profit margin than the machines we sold in 2010.

•
Direct sales at retail prices from our showrooms in Beijing are beginning to contribute to our revenue, providing a higher margin than the wholesale prices we charge to distributors.  If we are successful in expanding our industrial customer base, a market that we have targeted for focus in 2012, the portion of our revenues derived from direct sales should continue to grow.

Our costs and expenses remain low relative to revenue, equaling 4.3% of sales during three months and 5.5% of sales during the six months ended June 30, 2011.  In both periods, we achieved improved operational efficiency compared to 2010, when our costs and expenses equaled 5.1% and 6.5% of sales during the three and six months ended June 30, 2010.  We incur relatively low selling costs by utilizing a small number of large distributors as the principal component of our marketing network.  Moreover, even as we have expanded our direct marketing to consumers in Beijing, our marketing department carries only a modest staff.  Thus sales have increased faster than our selling expenses.

Due to the marked increase in sales and gross margin and the improvement in ratio of operating expenses to revenue, our income from operations increased by 142% from the second quarter of 2010 to the second quarter of 2011, and by 164% from the first half of 2010 to the first half of 2011.  The improvement was partially offset by the interest expense that we incurred in 2011:  $86,881 in the three months and $113,097 in the six months ended June 30, 2011.  The interest expense arose from a private placement that we completed on March 1, 2011, in which we sold a 15% $650,000 9-month note and 650,000 shares of common stock for gross proceeds of $650,000.  During the period from March 1, 2011 to June 30, 2011, we recorded interest of $32,500 that accrued on the note, but also recorded $6,216 in amortization of the financing costs we incurred in selling the notes, as well as $86,869 amortization of the debt discount we recorded as a result of selling the note for less than its principal amount.  The two amortizations were included in the category of interest expense on our Statements of Operations, bringing to $125,585 the expense recorded as a result of the private placement.  We will record increased expenses in each of the next two quarters, until the note is satisfied.

After accrual of the 25% Chinese corporate income tax, net income was $2,005,408 ($.10 per share) for the three months ended June 30, 2011, compared to $870,043 ($.09 per share) earned in the three months ended June 30, 2010.  Net income was $2,553,642 ($.12) for the six months ended June 30, 2011, compared to $1,027,755 ($.10) earned in the six months ended June 30, 2010.  Net income as a percentage of sales was 42.5% and 41.2% during the three and six months ended June 30, 2011 as compared to 32.4% and 29.6% during the three and six months ended June 30, 2010.  This increased profitability is a reflection of efficiencies discussed above.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is included in the retained earnings on our balance sheet; the translation adjustments are included in a line item on our balance sheet labeled “accumulated other comprehensive income,” since they are more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the three and six months ended June 30, 2011, the effect of converting our financial results from RMB to U.S. Dollars was to increase our accumulated other comprehensive income by $104,873 and $161,715, respectively.  During the three and six months ended June 30, 2010, when the Yuan-Dollar exchange rate was more stable, the effect of converting our financial results from RMB to U.S. Dollars was to increase our accumulated other comprehensive income by $17,349 and $17,400.

Liquidity and Capital Resources

To date the development of our company has been funded by the contributions that our founder made to the capital of the company, as well as working capital loans that he makes when needed.  During the past three years, growth has been funded by income from operations:  $322,752 in 2008, $2,525,076 in 2009, $3,706,509 in 2010, and $3,858,538 in the first six months of 2011.  As a result of this combination, at June 30, 2011 we had $9,715,041 in working capital, primarily consisting of cash on hand of $9,735,349.  At the same time, we had no long-term liabilities and a modest amount of debt.  We are confident, therefore, of our ability to fund future operations.

Our cash resources increased by $4,663,168 during the six months ended June 30, 2011.  The increase was primarily due to the increased sales and the fact that our customers generally paid with cash - we ended the recent quarter with no accounts receivables.    In general, we carry a low level of accounts receivable relative to sales, as most of our sales are made for cash.  Although we do afford credit to some of our distributors, in 2010 we undertook to reduce the amount of extended credit that we afford to customers.  The result was the elimination of our accounts receivable as of June 30, 2011.

Our working capital increased by $3,011,394 during the six months ended June 30, 2011.  Among the significant elements of our Current Assets at June 30, 2011 were:

•
an investment deposit of $928,200.  The Company is currently negotiating a potential acquisition.  In keeping with common practice in China, the Company has deposited these funds to show good faith in the negotiations.  If the negotiations result in an acquisition, the deposit will be applied to the purchase price.  If the negotiations terminate without an acquisition, the funds will be returned to the Company.

•
$185,640, which is the current portion of $649,740 in prepaid rent.  During 2010 we prepaid RMB 6,000,000 ($895,000) in rent for the new premises that we leased in January of 2010.  Our ability to prepay the rent gained us very favorable terms.  The prepaid amount will be amortized over the five year term of the lease.

•
a $157,004 deferred tax asset.  Temporary differences in taxation values, primarily with respect to accrued expenses, gave rise to this asset.  We have recorded it as a current asset because we expect to use it to offset taxable income in 2011.

Cash flows from operations totaled $3,858,538 during the six months ended June 30, 2011.  The increase exceeded net income primarily due to the fact that we collected all of our accounts receivable.  In addition, we increased our taxes payable account by $496,129.  The cash flow from collection of our accounts receivable was offset in part by (a) the $69,917 payment that we made toward accrued expenses, and (b) the $220,884 increase in our prepaid expenses, most of which represents advance payment of the expenses for our next round of equity financing.

We project a need for an additional $5 to $8 million in funding prior to year end 2011 in order to execute our growth strategy.  The large majority of these funds would be used for acquisitions or other means of expanding the business to cities outside of Beijing.  Additional uses would be to open a fourth showroom and additional community sales offices in Beijing, to finance other sales and marketing expenses, and to support additional research and development.  Our intention is to raise these funds through sales of equity. The March 1, 2011 private placement of a convertible note and common stock, which generated gross proceeds of $650,000, provided us available cash in the United States to pay the expenses of our new U.S. presence, and in particular expenses that will arise in preparation for financing.  To date, however, we have received no commitment for the funds that we require for growth.  In the event we are unable to raise additional funds, we will postpone some of the expenditures described above and invest our operating cash flow to continue the growth of the business.

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

None.

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

CHINA SURE WATER (USA) INC.

Date: August 15, 2011	By: /s/ Xinhong Guo
Name: Xinhong Guo
Title: Chief Executive Officer

Date: August 15, 2011	By: /s/ Xiaojie Guo
Name: Xiaojie Guo
Title: Chief Financial and Accounting Officer