Form 10-Q/A
period 2011-06-30
China Sure Water (USA) Inc.
filed 2011-09-07
CIK 1510256

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q/A
Amendment #1

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

Yes X                   No X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes     X      No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer ___   Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ___  No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

August 15, 2011
Common Voting Stock: 20,777,200

This Form 10-Q/A is filed solely to include XBRL documents.

Item 6.     Exhibits

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SURE WATER (USA) INC.

Date: September 7, 2011	By: /s/ Xinhong Guo
Name: Xinhong Guo
Title: Chief Executive Officer

Date: September 7, 2011	By: /s/ Xiaojie Guo
Name: Xiaojie Guo
Title: Chief Financial and Accounting Officer