Form 10-Q
period 2011-09-30
China Sure Water (USA) Inc.
filed 2011-11-14
CIK 1510256

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 0-54259

CHINA SURE WATER (USA) INC.
(Name of Registrant in its Charter)

New York	11-3137508
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes X    No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer Accelerated filer Non-accelerated filer Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ___  No X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 14, 2011
Common Voting Stock: 20,777,200

CHINA SURE WATER (USA) INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2011

CHINA SURE WATER (USA) INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$13,039,742	$5,072,181
Accounts receivable	-	809,168
Inventories	577,152	524,477
Prepaid rent - current portion	187,440	182,040
Other prepaid expenses	216,222	-
Investment deposit	-	910,200
Deferred tax assets	153,023	143,468
TOTAL CURRENT ASSETS	14,173,579	7,641,534

Property and equipment, net of accumulated depreciation	1,063,747	1,101,286
Prepaid rent	421,740	546,120

TOTAL ASSETS	$15,659,066	$9,288,940

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Taxes payable	$1,030,221	$624,311
Accrued expenses	401,062	313,576
Due to related party	74,195	-
Convertible notes	606,566	-
TOTAL CURRENT LIABILITIES	2,112,044	937,887

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, 400,000,000 shares authorized, 20,777,200 and 20,127,200 shares issued and outstanding at September 30, 2011 and December 31, 2010	20,777	20,127

Additional paid-in capital	629,321	440,530
Retained earnings	12,248,156	7,487,498
Other comprehensive income	648,768	402,898
TOTAL STOCKHOLDERS' EQUITY	13,547,022	8,351,053

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,659,066	$9,288,940

See Notes to the Consolidated Financial Statements

CHINA SURE WATER (USA) INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Sales	$5,358,867	$6,370,701	$11,555,418	$9,839,161

Cost of goods sold	2,163,832	2,902,024	4,534,579	4,825,255

Gross Profit	3,195,035	3,468,677	7,020,839	5,013,906

COSTS AND EXPENSES:
Selling expenses	3,434	6,652	23,217	18,477
General and administrative expenses	177,479	172,248	500,704	384,250
Total cost and expenses	180,913	178,900	523,921	402,727

INCOME FROM OPERATIONS	3,014,122	3,289,777	6,496,918	4,611,179

Other expenses
Interest expense, net of interest income	(81,639)	-	(194,736)	-

INCOME BEFORE INCOME TAXES	2,932,483	3,289,777	6,302,182	4,611,179

Income tax expense	725,467	767,116	1,541,524	1,060,763

NET INCOME	2,207,016	2,522,661	4,760,658	3,550,416

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	84,155	110,483	245,870	127,883

COMPREHENSIVE INCOME	$2,291,171	$2,633,144	$5,006,528	$3,678,299

Net income per share:
Basic and diluted	$0.11	$0.13	$0.23	$0.18

Weighted average shares outstanding:
Basic and diluted	20,777,200	20,127,200	20,636,724	20,127,200

See Notes to the Consolidated Financial Statements

CHINA SURE WATER (USA) INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2011	2010

OPERATING ACTIVITIES:
Net Income	$4,760,658	$3,550,416
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	69,084	44,052
Deferred tax assets	(9,555)	(852)
Amortization of prepaid rent	138,330	134,730
Amortization of discount on convertible notes	152,020	-
Amortization of deferred financing costs	16,892	-
Changes in operating assets and liabilities
Accounts receivable	819,836	(622,752)
Inventories	(36,523)	(263,912)
Prepaid expenses	(216,222)	(898,200)
Taxes payable	381,191	738,131
Accrued expenses	77,131	(143,523)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,152,842	2,538,090

INVESTING ACTIVITIES:
Investment deposit refunded	922,200	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	922,200	-

FINANCING ACTIVITIES:
Loan from related party	73,008	403,024
Proceeds from issuance of common stock and convertible notes	630,000	-
Loan repayment from related party	-	(588,400)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	703,008	(185,376)

EFFECT OF EXCHANGE RATES ON CASH	189,511	113,238

INCREASE IN CASH	7,967,561	2,465,952

CASH - BEGINNING OF PERIOD	5,072,181	2,431,373

CASH - END OF PERIOD	$13,039,742	$4,897,325

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,291,683	$721,603
Cash paid for interest expenses	$-	$-

See Notes to the Consolidated Financial Statements

CHINA SURE WATER (USA) INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

2           BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

China Sure Water (USA) Inc. (the “Company”) is a U.S. holding company incorporated in New York. The Company, through its wholly owned subsidiary in China, is engaged in the production and marketing of water softeners for residential and industrial use in the People’s Republic of China (“PRC” or “China”)

China Sure Water (USA) Inc. (“Sure Delaware”) was incorporated in the State of Delaware on February 25, 2008. Sure Delaware had no operations since its inception. Sure Delaware owned 60% of Sure (China) Water Science and Technology Co., Ltd. (“Sure China”), and Sure Delaware’s wholly-owned subsidiary, Sure Water Quality Control Technology (China) Inc. Limited, owns the remaining 40% of Sure China.

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
SEPTEMBER 30, 2011
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

On June 3, 2011, The company formed SURE (Shihezi) Water Co., Ltd.. (“Shihezi”) in Shihezi, Xinjiang Province, China, as wholly owned foreign entity (WOFE). Shihezi is planning to engage in the distribution and marketing of water softeners, water filtration and purification equipment for both commercial and  residential use in Xinjiang Province, China. The company invested USD 310,000 (about 2,000,000 RMB) in cash as initial registered capital. The life of the WOFE is 50 years.

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

CHINA SURE WATER (USA) INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

Cash

The Company maintains cash with financial institutions in the People’s Republic of China (“PRC”) which are not insured or otherwise protected.  Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with the institution. Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

Accounts receivables represent customer accounts receivables. The allowance for doubtful accounts is based on a combination of current sales, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Such allowances, if any, would be recorded in the period the impairment is identified. There was no allowance for doubtful accounts as of September 30, 2011 or December 31, 2010.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost, determined using the weighted average cost method, or net realizable value.

Property and equipment

Property and equipment are recorded at cost.  Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight-line method for financial reporting purposes.

Maintenance, repairs and minor renewals are charged to expense when incurred.  Replacements and major renewals are capitalized.

Warranty

The Company offers a limited three-year warranty to customers and accounts for warranty reserves according to  ASC 450-20-25 which states that, because of the uncertainty surrounding claims that may be made under warranties, warranty obligations fall within the definition of a contingency. Losses from warranty obligations shall be accrued when the conditions in paragraph 450-20-25-2 are met. The Company has not historically had any warranty claims nor has been informed of any problems from its customers, and therefore has no reasonable basis to estimate any potential liability and there has been no information available prior to the financial statements being issued that a liability had been incurred at the date of the financial statements. Accordingly, no reserve for warranty claims has been recorded as of September 30, 2011 or December 31, 2010.

CHINA SURE WATER (USA) INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

Impairment of long-lived assets

The Company accounts for the impairment of long-lived assets in accordance with the guidance of FASB ASC 360-10-20.  Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Based on its review, the Company believes that, as of September 30, 2011 and December 31, 2010, there was no impairment of its long-lived assets.

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
SEPTEMBER 30, 2011
(Unaudited)

Fair value of financial instruments

FASB ASC 825, “Financial Instruments”, requires that the Company disclose estimated fair values of financial instruments.

The Company’s financial instruments primarily consist of cash, accounts receivables, prepaid expenses, accounts payable, accrued expenses and related party borrowings.

As of the balance sheet dates, the estimated fair values of financial instruments were not materially different from their carrying values as presented on the balance sheet.  This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at the respective balance sheet dates.

4           INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)

Raw materials	$367,278	$416,038
Finished goods	228,056	108,439
	$577,152	$524,477

5           PREPAID RENT

In January 2010, the Company entered into a five year lease agreement with an unrelated third party providing for annual rent of RMB1,200,000 (approximately $176,000). The Company paid RMB6,000,000(approximately $880,000) representing five years rent in advance in April, 2010. Prepaid rent is being amortized on the straight line basis over the life of the lease.

6           OTHER PREPAID EXPENSES

As of September 30, 2011 and December 31, 2010, the prepaid expenses were $216,222 which include miscellaneous prepaid expenses of $213,114 and unamortized deferred financing costs of $3,108 and $nil respectively.

7           INVESTMENT DEPOSIT

In October 2010, the Company signed a letter of intent for a potential acquisition and made a refundable deposit to the seller of RMB6,000,000 (approximately $910,200). The Company decided not to make this acquisition. The deposit of RMB6,000,000 was fully refunded in September 2011.

CHINA SURE WATER (USA) INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

8           PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	September 30,	December 31,
	2011	2010	Life
	(Unaudited)

Machinery and equipment	$1,343,320	$1,304,620	15 years
Vehicle	23,430	22,755	10 years
Office equipment	8,560	8,313	5 years
	1,375,310	1,335,688
Less: accumulated depreciation	(311,563)	(234,402)
	$1,063,747	$1,101,286

9           RELATED PARTY TRANSACTIONS AND BALANCES

Transactions

	Nine months ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)

Rent (1)	$80,693	$77,228
Social insurance (2)	-	10,326
Purchases (3)	-	318,690
Total	$80,693	$406,243

(1)	The Company rented its administrative office from its majority shareholder and officer.
(2)	A company owned by the majority shareholder of the Company paid expenses on behalf of the Company.
(3)	The Company purchased raw materials and finished goods from a company which through August, 2010 was owned by the majority shareholder of the Company.

Balances

Due to related party consist of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)

Due to the majority shareholder of the Company	$74,195	$-

These amounts are non-interest bearing and due on demand.

CHINA SURE WATER (USA) INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

Total financing costs directly associated with the issuance of the common stock and notes were $20,000, including $6,014 associated with the issuance of common stock and $13,986 associated with the issuance of the Notes.  Financing costs associated with the issuance of common stock are recorded as the offset against the additional paid in capital.  Financing costs associated with the issuance of the Note are recorded as deferred financing costs in the balance sheet at grant date. The Company is amortizing these financing costs over the life of the Notes.  The amortization for the nine months ended September 30, 2011 was $10,878

The Company allocated the total proceeds from the financing between the common stock and the Notes according to their estimated fair values as of the issuance date.  The initial value assigned to the Notes was $454,545.  The debt discount resulting from the allocation of the proceeds to the value of the common stock issued is being amortized over the life of the Notes as additional interest expense.  The amortization for the nine months ended September 30, 2011 was $152,020. Convertible notes outstanding as of September 30, 2011 are as follows:

Convertible notes issued	$650,000
Less: debt discount	(43,434)
Balance - September 30, 2011	$606,566

Interest is accrued on the principal amount at 15% per annum.  For the nine months ended September 30, 2011, the Company accrued interest of $56,875 on the convertible notes and none of the accrued interest was paid as of September 30, 2011.

11           ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Rent	$168,696	$-
Professional fees	12,059	63,832
Bonus	12,496	57,949
Sales commission	150,936	191,795
Interest	56,875	-
	$401,062	$313,576

CHINA SURE WATER (USA) INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

12           TAXES

Corporation income tax

The Company is governed by the Income Tax Law of the People’s Republic of China concerning privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax expense at the U.S. statutory rate of 35% for the nine months ended September 30, 2011 and 2010 to the Company’s effective tax rate is as follows:

	For the nine months ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)

U.S. statutory rate at 35%	$2,205,764	$1,613,913
Tax rate difference between China and U.S.	(655,800)	(461,118)
Permanent difference related to GAAP and Chinese tax law	(97,976)	(92,032)
Change in valuation allowance	89,536	-

Effective tax rate	$1,541,524	$1,060,763

The provisions for income taxes are summarized as follows:

	For the nine months ended September 30
	2011	2010
	(Unaudited)	(Unaudited)

Current - foreign	$1,551,079	$1,061,615
Deferred - foreign	(9,555)	(852)
Deferred - United States	(89,536)	-
Valuation allowance - United States	89,536	-
	$1,541,524	$1,060,763

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

CHINA SURE WATER (USA) INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

13           CONCENTRATIONS

(a)	Major customer

Sales to six major customers for the nine months ended September 30, 2011 were 18%, 17%, 14%, 12%, 12% and 11%.  Sales to four major customers for the nine months ended September 30, 2010 were 26%, 17%, 15%, and 12%.

Sales to six customers for the three months ended September 30, 2011 were 19%, 16%, 16%, 13%, 11% and 11%.  Sales to four major customers for the four months ended September 30, 2010 were 30%, 14%, 13% and 13%.

(b)	Major vendors

The Company purchased 100% and 99% of its raw materials from one supplier for the nine months ended September 30, 2011 and 2010, respectively.

The Company purchased 100% of its raw materials from one supplier for the three months ended September 30, 2011 and 2010, respectively.

14           COMMITMENTS AND CONTINGENCIES

The Company is committed under operating leases with its principal shareholder which provide for rentals of approximately $26,898 through December 31, 2011.  Rental expense charged to operations for the nine months ended September 30, 2011 and 2010 aggregated approximately $219,023 and $342,008, respectively, including approximately $81,000 and $77,000, respectively, paid to the Company’s principal shareholder.

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

CHINA SURE WATER (USA) INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

15           VULNERABILITY DUE TO OPERATIONS IN PRC (Continued)

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

Results of Operations

Our revenue is generated from sales of water softeners and parts. Revenue for the Company decreased to $5,358,867 during the three months ended September 30, 2011, a decrease of 16% from the $6,370,701 in sales recorded during the three months ended September 30, 2010.  The decrease in revenue was primarily due to the slower pace of new home construction in the third quarter of 2011 compared to the third quarter of 2010. Revenue increased by 17% during the nine months ended September 30, 2011, from $9,839,161 recorded during the first nine months of 2010 to $11,555,418 during the first nine months of 2011.  84% of our sales in the nine months of 2011 were made to six distributors; four of the six are same distributors who were the source of the majority of our 2010 revenue.  The increase in revenue in the first nine months of 2011 was primarily due to increased sales volume of new models that carry higher sales prices.

Our cost of goods sold includes the direct costs of our raw materials as well as the cost of labor and overhead. Our cost of goods sold was $2,163,832 for the three months ended September 30, 2011, yielding a gross profit of $3,195,035 or 59.6% of sales. Our cost of goods sold for the nine months ended September 30, 2011 was $4,534,579, yielding a gross profit of $7,020,839 or 60.8% of sales. During the three months and nine months ended September 30, 2010 our gross margin was only 54.4% and 51.0%, respectively.  The improvement in gross margin in 2011 has been primarily attributable to two factors:

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

Our costs and expenses remain low relative to revenue, equaling 3.4% of sales during three months and 4.5% of sales during the nine months ended September 30, 2011.  In both periods, our operational efficiency diminished somewhat compared to 2010, when our costs and expenses equaled 2.8% and 4.1% of sales during the three and nine months ended September 30, 2010.  The primary factor driving an increase in general and administrative costs has been the acquisition in October 2010 of our operating company by a U.S. public reporting company, which entails accounting, legal and other expenses that we did not have in 2010.  Starting from the third quarter, we start to develop our market in Xinjiang province so that selling expenses increased in the three and nine months ended September 30, 2011 than the same periods ended September 30, 2010. On the other hand, we incur relatively low selling costs by utilizing a small number of large distributors as the principal component of our marketing network.  Moreover, even as we have expanded our direct marketing to consumers in Beijing, our marketing department carries only a modest staff.  Thus sales have increased faster than our selling expenses.  As we expand into Xinjiang Province, we expect selling expenses to increase, but will endeavor to maintain the efficiency of our selling efforts.

Due to the marked increase in gross margin, our income from operations decreased by only 8% from the third quarter of 2010 to the third quarter of 2011, despite the 16% decrease in sales.   Likewise, the 17% increase in sales from from the nine months period ended September 30, 2010 to the nine months period ended September 30, 2011 yielded a 41% increase in operating income, again due to the increase in gross margin.    The improvement in income from operations was partially offset, however, by the interest expense that we incurred in 2011:  $81,639 in the three months and $194,736 in the nine months ended September 30, 2011.  The interest expense arose from a private placement that we completed on March 1, 2011, in which we sold a 15% $650,000 9-month note and 650,000 shares of common stock for gross proceeds of $650,000.  During the period from March 1, 2011 to September 30, 2011, we recorded interest of $56,875 that accrued on the note, but also recorded $10,878 in amortization of the financing costs we incurred in selling the notes, as well as $152,020 amortization of the debt discount we recorded as a result of selling the note for less than its principal amount.  The two amortizations were included in the category of interest expense on our Statements of Operations, bringing to $219,773 the expense recorded during the nine months ended September 30, 2011 as a result of the private placement.  We will record similar expenses in the next quarter, as the notes will remain outstanding until December 2011.

After accrual of the 25% Chinese corporate income tax, net income was $2,207,016 ($.11 per share) for the three months ended September 30, 2011, compared to $2,522,661 ($.13 per share) earned in the three months ended September 30, 2010.  Net income was $4,760,658 ($.23) for the nine months ended September 30, 2011, compared to $3,550,416 ($.18) earned in the nine months ended September 30, 2010.  Net income as a percentage of sales was 41.2% and 41.2% during the three and nine months ended September 30, 2011 as compared to 39.6% and 36.1% during the three and nine months ended September 30, 2010.  This increased profitability is a reflection of improved gross margin discussed above.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is included in the retained earnings on our balance sheet; the translation adjustments are included in a line item on our balance sheet labeled “accumulated other comprehensive income,” since they are more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the three and nine months ended September 30, 2011, the effect of converting our financial results from RMB to U.S. Dollars was to increase our accumulated other comprehensive income by $84,155 and $245,870, respectively.  During the three and nine months ended September 30, 2010, the effect of converting our financial results from RMB to U.S. Dollars was to increase our accumulated other comprehensive income by $110,483 and $127,883.

Liquidity and Capital Resources

To date the development of our company has been funded by the contributions that our founder made to the capital of the company, as well as working capital loans that he makes when needed.  During the past three years, growth has been funded by cash flow from operations: $322,752 in 2008, $2,525,076 in 2009, $3,706,509 in 2010, and $6,152,842 in the first nine months of 2011.  As a result of this combination, at September 30, 2011 we had $12,061,535 in working capital, including cash on hand of $13,039,742.  At the same time, we had no long-term liabilities and a modest amount of debt.  We are confident, therefore, of our ability to fund future operations.

Our cash resources increased by $7,967,561 during the nine months ended September 30, 2011.  The increase was primarily due to the increased sales and the fact that our customers generally paid with cash - we ended the recent quarter with no accounts receivables.    In general, we carry a low level of accounts receivable relative to sales, as most of our sales are made for cash.  Although we do afford credit to some of our distributors, in 2010 we undertook to reduce the amount of extended credit that we afford to customers.  The result was the elimination of our accounts receivable as of September 30, 2011.

Our working capital increased by $5,357,888 during the nine months ended September 30, 2011.  Among the significant elements of our Current Assets at September 30, 2011 were:

•
$577,152 in inventories, including $228,056 in finished goods inventory.  Since this represents less than half a week’s sales, it is a less than optimal level of finished goods inventory, albeit more than double our finished goods inventory when the year began.  To date we have primarily manufactured in response to demand.  As the market for our products expands, we expect to carry a higher level of inventory in order to facilitate more efficient response to fluctuations in demand.

•
$187,440, which is the current portion of $609,180 in prepaid rent.  During 2010 we prepaid RMB 6,000,000 ($895,000) in rent for the new premises that we leased in January of 2010.  Our ability to prepay the rent gained us very favorable terms.  The prepaid amount will be amortized over the five year term of the lease.

•
a $153,023 deferred tax asset.  Temporary differences in taxation values, primarily with respect to accrued expenses, gave rise to this asset.  We have recorded it as a current asset because we expect to use it to offset taxable income during the next twelve months.

Cash flows from operations totaled $6,152,842 during the nine months ended September 30, 2011.  Cash flows from operations exceeded net income for two principal reasons:

•	As of September 30, 2011 we had no accounts receivable, compared to $809,168 in accounts receivable at December 31, 2010.

•	Our taxes payable account increased by $381,191, in anticipation of payment early in 2012.

At the same time, these contributions to cash flow were partially offset by (a) the $36,523 increase in inventories, and (b) the $216,222 increase in our prepaid expenses, most of which represents advance payment of the expenses for our next round of equity financing.

Our cash resources were also increased by our investing activities and out financing activities, specifically:

•
In 2010 we made a deposit of $910,000 to show good faith in negotiations we were conducting to acquire another entity.  We terminated the negotiations in September 2011 and the deposit was returned.  This is recorded on our Consolidated Statements of Cash Flows as net cash provided by investing activities.

•
In March 2011 we received net proceeds of $630,000 from the sale of common stock and short-term notes.  The primary purpose of the sale was to provide an available source of Dollars to pay the expenses that will be involved in expanding our presence in the U.S. capital markets.  That financing, along with a short-term working capital loan of $73,008 from our CEO, have been recorded as net cash provided by financing activities.

We project a need for an additional $5 to $8 million in funding in order to execute our growth strategy.  The large majority of these funds would be used for acquisitions or other means of expanding our business to cities outside of Beijing.  Additional uses would be to open a fourth showroom and additional community sales offices in Beijing, to finance other sales and marketing expenses, and to support additional research and development.  Our intention is to raise these funds through sales of equity. The March 1, 2011 private placement of a convertible note and common stock, which generated gross proceeds of $650,000, provided us available cash in the United States to pay the expenses of our new U.S. presence, and in particular expenses that will arise in preparation for financing.  To date, however, we have received no commitment for the funds that we require for growth.  In the event we are unable to raise additional funds, we will postpone some of the expenditures described above and invest our operating cash flow to continue the growth of the business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sale of Equity Securities

None.

(c)	Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 3rd  quarter of 2011.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Reserved.

Item 5.     Other Information.

None.

Item 6.     Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins	XBRL Instance

101.sch	XBRL Schema

101.cal	XBRL Calculation

101.def	XBRL Definition

101.lab	XBRL Label

101.pre	XBRL Presentation

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SURE WATER (USA) INC.

Date: November 14, 2011	By: /s/ Xinhong Guo
Name: Xinhong Guo
Title: Chief Executive Officer

Date: November 14, 2011	By: /s/ Xiaojie Guo
Name: Xiaojie Guo
Title: Chief Financial and Accounting Officer